Form 10-K
period 2004-12-31
GMACM Mortgage Pass-Through Cerificates, Series 2004-J5
filed 2005-03-31
CIK 1309395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                          Commission File Number  333-117232-12

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC
             (Exact name of registrant as specified in its charter)


       Delaware                                       41-1955181
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

8400 Normandale Lake Boulevard, Suite 250
Minneapolis, MN                                           55437
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (952) 857-7000

                GMACM Mortgage Trust Certificates, Series 2004-J5
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 10.


Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.


Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Not Applicable.

    (2)  Financial Statement Schedules:
         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto

     Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

     Servicer's Annual Statement of Compliance, filed as Exhibit 99.2, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3) above.

(c) Not applicable.

GMACM Mortgage Trust Certificates, Series 2004-J5
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               By:     GMAC MORTGAGE CORPORATION

                                       /s/ Patty Taylor
                                       --------------------------------------
                              Name:    Patty Taylor
                             Title:    Vice President

                              Date:    March 31, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountants' Servicing Report with Management Assertion

99.2    Annual Servicer's Statement as to Compliance

                                EXHIBIT 31.1
                Annual Rule 13a-14(a)/15d-14(a) Certification
                                -------------

         I, Patty Taylor, certify that:

     1. I have reviewed the annual report on Form 10-K for the fiscal year ended December 31, 2004, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by that annual report, of GMACM Mortgage Trust Certificates, Series 2004-J5 (the "Trust") created pursuant to the Pooling and Servicing Agreement dated November 22, 2004 (the "P&S Agreement") among Residential Asset Mortgage Products, Inc. (the "Company"), GMAC Mortgage Corporation (the "Servicer") and JPMorgan Chase Bank (the "Trustee");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by that annual report;

     3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Servicer under the P&S Agreement is included in these reports;

     4. I am responsible for reviewing the activities performed by the Servicer under the P&S Agreement and based upon my knowledge and the review required under the P&S Agreement, and, except as disclosed in the report, the Servicer has fulfilled its obligations under the P&S Agreement; and

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant , after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar procedure, as set forth in the P&S Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, N.A.


                                      GMAC MORTGAGE CORPORATION

                                  By:   /s/ Anthony Renzi
                                        -----------------
                                Name:   Anthony Renzi
                               Title:   Executive Vice President
                                Date:   March 31, 2005

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report
                           with Management Assertion
                        -------------------------------


PRICEWATERHOUSECOOPERS


                                        PricewaterhouseCoopers LLP
                                        125 High Street
                                        Boston, MA  02110-1707
                                        Telephone (817) 530-5000
                                        Facsimile (617) 530-5001
                                        www.pwc.com



                       Report of Independent Auditors


To the Board of Directors and Shareholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards
("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

Our examination identified certain instances of non compliance with USAP as it relates to Section I - Custodial Bank Accounts. Specifically, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items with 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days of December 31, 2004. These instances of non compliance as well as management's remediation status are more fully described in management's assertion, which is set forth in Exhibit I.

In our opinion, management's assertion that the Company complied with the aforementioned standards except for the instances of non compliance related to
Section I - Custodial Bank Accounts, as of and for the year ended December
31, 2004 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCooper, LLC

March 18, 2005

GMAC Mortgage

                                                                Exhibit I


                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards

March 18, 2005


As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") except as follows: Section I - Custodial Bank Accounts requires that reconciliations be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and reconciling items resolved within ninety (90) calendar days of their original identification.

Subsequent to the Company's servicing platform conversion that took place in January of 2004, and as a result of temporary reporting challenges resulting from this conversation, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations with 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification.

The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. The Company has subsequently, in 2005, remediated the resolution of reconciling items within 90 calendar days of original identification.

As of and for the same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


/s/ David Applegate
-------------------
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
--------------
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Anthony Renzi
--------------
Anthony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp

/s/ Jim Hillsman
----------------
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp

                                  EXHIBIT 99.2
                    Annual Servicer's Statement as to Compliance
                                  -----------


GMAC Mortgage


March 10, 2005

RESIDENTIAL ASSET MORTGAGE PRODUCTS
DIANE WALLACE
c/o JPMORGAN CHASE BANK
4 New York Plaza - 6th Floor
New York, NY  10004-2477

RE:  Annual Officers Statement of Compliance
     Year Ending 2004

     We hereby certify to the best of our knowledge and belief, that for the calendar year 2004:

1.   A  review  of the  activities  of the  Seller/Servicer  and of  performance according to the Seller/Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 5060J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5.   All property inspections have been completed as required.
6.   Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.


Servicer:       GMAC Mortgage Corporation

By:             /s/ Michael Kacergis
                ------------------------
Name:           Michael Kacergis

Title:          Manager, Contract Administration
                National Loan Administration Risk and Compliance

500 Enterprise Road
Suite 150
Horsham, PA 19044